Form 10-Q
period 1994-06-30
AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
filed 1994-08-12
CIK 808512

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For quarterly period ended      June 30, 1994

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to




For Quarter Ended June 30, 1994           Commission File No. 0-16511


                  American Income Partners III-A Limited Partnership
               (Exact name of registrant as specified in its charter)

Massachusetts                                         04-2962676
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

Exchange Place, 14th Floor, Boston, MA                02109
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 542-1200


_______________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______





               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX





PART I.  FINANCIAL INFORMATION:                                           Page


     Item 1.  Financial Statements

         Statement of Financial Position
         at June 30, 1994 and December 31, 1993                              3

         Statement of Operations
         for the three and six months ended June 30, 1994 and 1993           4

         Statement of Cash Flows
         for the six months ended June 30, 1994 and 1993                     5

         Notes to the Financial Statements                                 6-9


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10-14



PART II. OTHER INFORMATION:

     Items 1 - 6                                                            15






               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1994 and December 31, 1993

                                   (Unaudited)



                                                     June 30,     December 31,
                                                       1994           1993
ASSETS

Cash and cash equivalents                          $ 1,241,017    $  1,486,204

Rents receivable, net of allowance for
 doubtful accounts of $140,000 and
 $185,000 at June 30, 1994 and
 December 31, 1993, respectively                       120,600         238,646

Accounts receivable - affiliate                        293,682         105,083

Equipment at cost, net of accumulated
 depreciation of $9,706,258 and
 $11,062,913 at June 30, 1994 and
 December 31, 1993, respectively                     4,962,687       5,638,454


    Total assets                                   $ 6,617,986    $  7,468,387


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                      $   278,872    $    560,198
Accrued interest                                        11,137          23,541
Accrued liabilities                                     65,000          64,000
Accrued liabilities - affiliate                         19,029          12,662
Deferred rental income                                  72,613          55,564
Cash distributions payable to partners                 509,603         509,603

    Total liabilities                                  956,254       1,225,568

Partners' capital (deficit):
 General Partners                                     (165,127)       (159,316)
 Limited Partnership Interests
 (1,009,014 Units; initial
 purchase price of $25 each)                         5,826,859       6,402,135

    Total partners' capital                          5,661,732       6,242,819

    Total liabilities and partners' capital        $ 6,617,986    $  7,468,387


                   AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
                                 STATEMENT OF OPERATIONS
               for the three and six months ended June 30, 1994 and 1993

                                       (Unaudited)



                                  Three Months                     Six Months
                                 Ended June 30,                  Ended June 30,
                              1994            1993            1994           1993
Income:

  Lease revenue           $   544,896     $   589,644     $  989,670     $ 1,143,734

  Interest income              12,528           7,016         21,758          14,067

  Gain on sale
   of equipment                62,092         151,060        123,554         387,489

     Total income             619,516         747,720      1,134,982       1,545,290


Expenses:

  Depreciation                272,836         634,904        594,081       1,237,987

  Interest expense              2,027          14,390          7,644          32,626

  Equipment management
   fees - affiliate            27,245          29,482         49,484          57,187

  Operating expenses
   - affiliate                 21,182          23,575         45,654          50,078

     Total expenses           323,290         702,351        696,863       1,377,878


Net income                $   296,226     $    45,369     $  438,119     $   167,412


Net income per limited
 partnership unit         $      0.29     $      0.04     $     0.43     $      0.16

Cash distributions
 declared per limited
 partnership unit         $      0.50     $      0.50     $     1.00     $      1.00

                   AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
                                 STATEMENT OF CASH FLOWS
                     for the six months ended June 30, 1994 and 1993

                                       (Unaudited)


                                                              1994           1993
Cash flows from (used in) operating activities:
Net income                                                $   438,119    $   167,412

Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation                                              594,081      1,237,987
    Gain on sale of equipment                                (123,554)      (387,489)
    Decrease in allowance for doubtful accounts               (45,000)            --

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                          163,046        223,323
    accounts receivable - affiliate                          (188,599)       887,821
  Increase (decrease) in:
    accrued interest                                          (12,404)       (16,774)
    accrued liabilities                                         1,000         (7,838)
    accrued liabilities - affiliate                             6,367          1,083
    deferred rental income                                     17,049        (29,306)

      Net cash from operating activities                      850,105      2,076,219

Cash flows from investing activities:
  Proceeds from equipment sales                               205,240        412,428

      Net cash from investing activities                      205,240        412,428

Cash flows used in financing activities:
  Principal payments - notes payable                         (281,326)      (606,529)
  Distributions paid                                       (1,019,206)      (891,805)

      Net cash used in financing activities                (1,300,532)    (1,498,334)

Net increase (decrease) in cash and cash equivalents         (245,187)       990,313

Cash and cash equivalents at beginning of period            1,486,204        560,432

Cash and cash equivalents at end of period                $ 1,241,017    $ 1,550,745


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $    20,048    $    49,400

              AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                  June 30, 1994
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principals for complete financial statements and, Accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1993 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1993 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1994 and December 31, 1993 and results of operations for the three and six month periods ended June 30, 1994 and 1993 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight securities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,639,846 are due as follows:

     For the year ending June 30, 1995           $   852,326
                                  1996               496,351
                                  1997               267,935
                                  1998                23,234

                                 Total           $ 1,639,846

     During 1994, the Partnership and other affiliated partnerships, executed a renewal lease agreement in connection with an MD-82 aircraft leased by Northwest Airlines, Inc. ("Northwest"). Pursuant to the agreement, Northwest will continue to lease the aircraft until May 31, 1997. The Partnership, which owns a 14% interest in this aircraft, will receive an aggregate of $861,460 in lease revenue during the four year renewal period. Such rents are included in the future minimum rents above.


NOTE 4 - EQUIPMENT

     At June 30, 1994, the Partnership owned equipment with an original cost of $14,668,945 as summarized below. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value. The equipment is summarized as follows:


                                        Lease Term              Equipment
      Equipment Type                     (Months)                at Cost
Aircraft                                   12-60               $ 7,632,746
Retail store fixtures                       1-72                 1,431,673
Trailers/intermodal containers             60-84                 1,172,384
Motor vehicles                             12-72                 1,091,401
Research and test                          17-84                   829,541
Communications                             37-84                   816,309
Medical                                    10-60                   733,242
Locomotives                                57-60                   378,818
Tractors and heavy duty trucks              1-72                   330,693
Materials handling                          1-84                   167,419
Computers and peripherals                   1-60                    60,852
Manufacturing                              60-72                    12,291
Fitness                                    17-60                    10,384
Photocopying                                1-36                     1,192

                              Total equipment cost              14,668,945

                          Accumulated depreciation              (9,706,258)

        Equipment, net of accumulated depreciation             $ 4,962,687



     The summary above includes equipment held for sale or re-lease which was fully depreciated and had an original cost of approximately $6,000 at June 30, 1994.



NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1994 and 1993, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                        1994           1993
    Equipment management fees                       $    49,484    $    57,187
    Administrative charges                                6,000          8,955
    Reimbursable operating expenses
      due to third parties                               39,654         41,123

                              Total                 $    95,138    $   107,265

    All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1994, the Partnership was owed $293,682 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1994.



NOTE 6 - NOTES PAYABLE

    Notes payable at June 30, 1994 consisted of installment notes of $278,872 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 6.25% and 10.75% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents.

    The annual maturities of the installment notes payable are as follows:

    For the year ending June 30, 1995              $    252,570
                                 1996                    26,302

                                Total              $    278,872


NOTE 7 - LEGAL PROCEEDINGS

    In 1991 and 1992, respectively, Linda Vista Community Hospital and Florida Hospital Corporation (collectively the "Debtors"), lessees of the Partnership, filed for protection under Chapters 7 and 11, respectively, of the Bankruptcy Code. The Partnership and other AFG-sponsored programs, filed proofs of claim in each case. Pursuant to a Release Agreement, the Debtors settled all outstanding claims on February 28, 1994 by acquiring all affected equipment owned by the Partnership for $20,007. This resulted in a net gain of $20,007, for financial statement purposes, which was recorded in March 1994. These bankruptcies did not have a material adverse effect on the financial position of the Partnership.

    In July 1993, Fred Meyer, Inc. (the "plaintiff"), in anticipation of a declaration of lease default by AFG, filed a complaint against AFG (the "defendant") in the Circuit Court of the State of Oregon as a result of a dispute which arose between the plaintiff and the defendant concerning holdover rents due to the Partnership with respect to certain equipment and the fair market value of such equipment leased by the Partnership to the plaintiff. AFG filed an answer to the plaintiff's complaint and asserted a counterclaim seeking monetary damages. A Settlement Agreement, including dismissal of this case, was executed on June 22, 1994 and resulted in the plaintiff's payment of $161,822 to the Partnership for rent and residual proceeds. The equipment dispositions resulted in a net gain of $37,167, for financial statement purposes, which the Partnership recorded in June 1994. This settlement did not have a material adverse effect on the financial position of the Partnership.

    In 1993, Healthcare Enterprises of North Texas Ltd. (d.b.a. "Wylie Hospital"), a lessee of the Partnership, filed for protection under Chapter 11 of the Bankruptcy Code in the Eastern District of Texas. The Chapter 11 proceeding remains pending. AFG, on behalf of the Partnership and other AFG-sponsored programs, filed a proof of claim in this matter. At June 30, 1994, equipment leased to this lessee had an original cost of $36,517, which is fully depreciated for financial reporting purposes. Pursuant to order of the U.S. District Bankruptcy Court, Wylie Hospital must pay $11,000 to the Partnership for settlement of this matter, which funds had not been received at August 12, 1994. This bankruptcy is not expected to have a material adverse effect to the financial position of the Partnership.


               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and six months ended June 30, 1994 compared to the three and six months ended June 30, 1993:

Overview

     As an equipment leasing partnership, the Partnership was designed to progress through four major phases: development, acquisition, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. At first, all equipment will generate rental revenues under lease agreements identified as primary term. As the Partnership ages, these primary term lease agreements will expire on an intermittent basis. Equipment held under expired leases may be renewed, re-leased or sold, depending on prevailing market conditions and AFG's assessment of such conditions, to obtain the most advantageous economic benefit. Over time, the frequency of primary lease term expirations will increase and a greater portion of the Partnership's original equipment portfolio will become available for remarketing. Cash generated from operations and from sales or refinancings will begin to fluctuate as a result, until all equipment is sold and the Partnership is liquidated. The Partnership's operations commenced in 1987. Currently, the Partnership is in the latter stages of its operations phase.


Results of Operations

     For the three and six months ended June 30, 1994, the Partnership recognized lease revenue of $544,896 and $989,670, respectively, compared to $589,644 and $1,143,734, respectively, for the same periods in 1993. The decrease in lease revenue from 1993 to 1994 was expected and resulted principally from primary lease term expirations and the sale of equipment. In addition, during the three months ended June 30, 1994, the Partnership re-leased an L1011-100 aircraft, in which it owns a 23.46% interest, to a third party. This re-lease will generate approximately $141,000 in additional lease revenue through November 1994.

     At March 31, 1994, the Managing General Partner reviewed the aggregate amount reserved against potentially uncollectable rents receivable and determined a reserve of $140,000 would be appropriate. Accordingly, the Partnership reduced its reserve and increased lease revenue in the amount of $45,000 or $0.04 per limited partnership unit. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

     Interest income for the three and six months ended June 30, 1994 was $12,528 and $21,758, respectively, compared to $7,016 and $14,067, respectively, for the same periods in 1993. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income from 1993 to 1994 is attributable to a greater availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, collection of lease revenue, and the proceeds from equipment sales.

     For the three months ended June 30, 1994, the Partnership sold equipment with a net book value of $694 to existing lessees or to third parties. These sales resulted in a net gain, for financial statement purposes, of $62,092 compared to a net gain of $151,060 on fully-depreciated equipment which was sold during the same period in 1993.

     For the six months ended June 30, 1994, the Partnership sold equipment having a net book value of $81,686 to existing lessees or to third parties. These sales resulted in a net gain, for financial statement purposes, of $123,554 compared to a net gain of $387,489 on equipment having a net book value of $24,939 for the same period in 1993.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense for the three and six months ended June 30, 1994 was $272,836 and $594,081, respectively, compared to $634,904 and $1,237,987 for the same periods in 1993. The Partnership depreciates its equipment, on a straight-line basis, to an amount equal to its estimated residual value at the end of its useful life. Typically, useful life corresponds to the primary lease term period associated with each asset. To the extent that equipment is held longer than its expected useful life (beyond the primary lease term period), the Partnership continues to depreciate the equipment on a straight-line basis over its remaining economic life.

     Interest expense was $2,027 and $7,644, or less than 1% of lease revenue for the three and six months ended June 30, 1994, respectively, compared to $14,390 and $32,626 or 2.4% and 2.9%, respectively, of lease revenue for the same periods in 1993. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue in each of the periods ended June 30, 1994 and 1993 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.9% and 4.6% of lease revenue for the three and six months ended June 30, 1994, respectively, compared to 4% and 4.4% of lease revenue, respectively, for the same periods in 1993. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

     The relatively low inflation rates in 1994 and 1993 and the economic recession may have caused some re-lease and sale proceeds to be lower than that which may have been achieved in a stronger economic environment. In other cases, the economic recession may have had an adverse effect on the ability of certain lessees to fulfill all of their financial obligations under the leases. These factors will result in the investors achieving a rate-of-return lower than that anticipated at the Partnership's commencement date.


Discussion of Cash Flows

     The statement of cash flows summarizes the cash inflows and outflows from the Partnership's operating, investing and financing activities. The Partnership's largest source of cash is that provided by operating activities. The Partnership's operating activities generated net cash of $850,105 and $2,076,219 for the six months ended June 30, 1994 and 1993, respectively.

     The Partnership reflects cash provided from equipment sale proceeds under investing activities. During the six months ended June 30, 1994, the Partnership realized $205,240 in equipment sale proceeds compared to $412,428 for the same period in 1993.

     Financing activities reflect a net cash outflow of $1,300,532 and $1,498,334 for the six months ended June 30, 1994 and 1993, respectively. During both periods, a significant cash outflow for the Partnership resulted from the repayment of notes payable. All long-term financing was provided by third-party lending institutions.

     All of the Partnership's notes payable are secured by designated equipment and the rental payments received in connection with that equipment. As rental payments are collected, a portion or all of the rental payment is used to repay the associated debt. All debt is structured such that it is fully amortized over the lease term underlying the secured equipment. Principal payments on long-term notes payable for the six months ended June 30, 1994 and 1993 were $281,326 and $606,529 respectively.

     A major outflow of cash is attributable to quarterly cash distributions paid to the General Partners and Recognized Owners. Aggregate cash distributions paid during the six month periods ended June 30, 1994 and 1993 were $1,019,206 and $891,805, respectively.

     Cash distributions to the Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital.

     Overall, cash and cash equivalents decreased by $245,187 and increased by $990,313 during the six month periods ended June 30, 1994 and 1993, respectively.



Liquidity and Capital Resources

     The Partnership's operations are expected to generate a positive cash flow each year through the final disposition of equipment. However, the future liquidity of the Partnership is greatly dependent upon the collection of noncancellable rents and the residual values realized from remarketing the Partnership's equipment. It is anticipated that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations.

     Lease revenues may drop significantly in the final stages of the Partnership's operations phase due to equipment sales and lower rental revenues generated from renewal and re-lease activities. Therefore, as the Partnership begins its liquidation phase and the final stages of its remarketing activities, it is expected that the level of quarterly cash distributions will fluctuate.

     During 1994, the Partnership and other affiliated partnerships, executed a renewal lease agreement in connection with an MD-82 aircraft leased by Northwest. Pursuant to the agreement, Northwest will continue to lease the aircraft until May 31, 1997. The Partnership, which owns a 14% interest in this aircraft, will receive an aggregate of $861,460 in lease revenue during the four year renewal period.

     The legal proceedings referred to in Note 7 to the financial statements in the 1993 Annual Report and Note 7 to the financial statements, herein, are not expected to have a material adverse effect on the financial position of the Partnership. However, the Partnership's future cash distributions will be adversely affected by the 1990 bankruptcy of Affiliated Land Corporation

("Affiliated"). The bankruptcy of Affiliated will result in the Partnership's loss of any future interest in the residual value of the equipment Affiliated leased from the Partnership. Aggregate program performance will be dependent upon many factors, including the outcome of all legal proceedings, the collection of all future noncancellable rents, and the results of remarketing the Partnership's remaining equipment.

     For the six months ended June 30, 1994, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,019,206. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $1,009,014 and the General Partners were allocated 1%, or $10,192. The second quarter 1994 cash distribution occurred on July 15, 1994.




               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART II.   OTHER INFORMATION



     Item 1.               Legal Proceedings
                           Response:

                           Refer to Note 7 to the financial statements included in Form 10-Q for the three months ended March 31, 1994 and Note 7, herein.

     Item 2.               Changes in Securities
                           Response:  None

     Item 3.               Defaults upon Senior Securities
                           Response:  None

     Item 4.               Submission of Matters to a Vote of Security Holders
                           Response:  None

     Item 5.               Other Information
                           Response:  None

     Item 6(a).            Exhibits
                           Response:  None

     Item 6(b).            Reports on Form 8-K
                           Response:  None






                                 SIGNATURE PAGE








     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP


               By:  AFG Leasing Incorporated,
                    a Massachusetts corporation and
                    the Managing General Partner of
                    the Registrant.


               By:/s/ Gary M. Romano
                  Gary M. Romano
                  Vice President and Controller
                  (Duly Authorized Officer and
                   Principal Accounting Officer)



               Date:   August 12, 1994