Form 10-Q
period 1994-09-30
AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
filed 1994-11-14
CIK 808512

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For quarterly period ended      September 30, 1994

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to




For Quarter Ended September 30, 1994           Commission File No. 0-16511


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


____________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No____



[CAPTION]

               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION:                                           Page


  Item 1.  Financial Statements

    Statement of Financial Position
    at September 30, 1994 and December 31, 1993                               3

    Statement of Operations
    for the three and nine months ended September 30, 1994 and 1993           4

    Statement of Cash Flows
    for the nine months ended September 30, 1994 and 1993                     5

    Notes to the Financial Statements                                      6-10


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11-15



PART II. OTHER INFORMATION:

  Items 1 - 6                                                                16

















[CAPTION]
               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1994 and December 31, 1993

                                   (Unaudited)


                                                 September 30,     December 31,
                                                     1994              1993

ASSETS
Cash and cash equivalents                        $   1,021,327    $   1,486,204

Rents receivable, net of allowance for
 doubtful accounts of $140,000 and
 $185,000 at September 30, 1994 and
 December 31, 1993, respectively                       170,732          238,646

Accounts receivable - affiliate                        113,096          105,083

Equipment at cost, net of accumulated
 depreciation of $9,747,311 and
 $11,062,913 at September 30, 1994 and
 December 31, 1993, respectively                     4,769,372        5,638,454


    Total assets                                 $   6,074,527    $   7,468,387


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                    $     257,641    $     560,198
Accrued interest                                         4,962           23,541
Accrued liabilities                                     18,125           64,000
Accrued liabilities - affiliate                         10,469           12,662
Deferred rental income                                  68,277           55,564
Cash distributions payable to partners                 509,603          509,603

    Total liabilities                                  869,077        1,225,568

Partners' capital (deficit):
 General Partners                                     (169,690)        (159,316)
 Limited Partnership Interests
 (1,009,014 Units; initial
 purchase price of $25 each)                         5,375,140        6,402,135

    Total partners' capital                          5,205,450        6,242,819

    Total liabilities and partners' capital      $   6,074,527    $   7,468,387


[CAPTION]
                   AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                 STATEMENT OF OPERATIONS
            for the three and nine months ended September 30, 1994 and 1993

                                       (Unaudited)


                                  Three Months                    Nine Months
                              Ended September 30,             Ended September 30,
                              1994            1993            1994           1993

Income:
  Lease revenue           $   331,454     $   449,146     $ 1,321,124    $ 1,592,880

  Interest income              12,269           6,130          34,027         20,197

  Gain on sale
   of equipment                10,344         252,785         133,898        640,274

     Total income             354,067         708,061       1,489,049      2,253,351


Expenses:

  Depreciation                209,735         549,895         803,816      1,787,882

  Interest expense              1,743          11,762           9,387         44,388

  Equipment management
   fees - affiliate            16,572          22,457          66,056         79,644

  Operating expenses
   - affiliate                 72,696          20,913         118,350         70,991

     Total expenses           300,746         605,027         997,609      1,982,905


Net income                $    53,321     $   103,034     $   491,440    $   270,446


Net income per limited
 partnership unit         $      0.05     $      0.10     $      0.48    $      0.27

Cash distributions
 declared per limited
 partnership unit         $      0.50     $      0.50     $      1.50    $      1.50

[CAPTION]
                   AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                 STATEMENT OF CASH FLOWS
                  for the nine months ended September 30, 1994 and 1993

                                       (Unaudited)

                                                              1994           1993
Cash flows from (used in) operating activities:
Net income                                                $   491,440    $   270,446

Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation                                              803,816      1,787,882
    Gain on sale of equipment                                (133,898)      (640,274)
    Decrease in allowance for doubtful accounts               (45,000)            --

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                          112,914        145,773
    accounts receivable - affiliate                            (8,013)       501,378
  Increase (decrease) in:
    accrued interest                                          (18,579)       (12,989)
    accrued liabilities                                       (45,875)       (11,318)
    accrued liabilities - affiliate                            (2,193)         1,624
    deferred rental income                                     12,713         19,603

      Net cash from operating activities                    1,167,325      2,062,125

Cash flows from (used in) investing activities:
  Purchase of equipment                                       (16,420)            --
  Proceeds from equipment sales                               215,584        687,906

      Net cash from investing activities                      199,164        687,906

Cash flows from (used in) financing activities:
  Proceeds from notes payable                                      --        182,044
  Principal payments - notes payable                         (302,557)      (725,044)
  Distributions paid                                       (1,528,809)    (1,401,408)

      Net cash used in financing activities                (1,831,366)    (1,944,408)

Net increase (decrease) in cash and cash equivalents         (464,877)       805,623

Cash and cash equivalents at beginning of period            1,486,204        560,432

Cash and cash equivalents at end of period                $ 1,021,327    $ 1,366,055


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $    27,966    $    57,377

[CAPTION]
               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                               September 30, 1994
                                   (Unaudited)



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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1994 and December 31, 1993 and results of operations for the three and nine month periods ended September 30, 1994 and 1993 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight securities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,466,461 are due as follows:


     For the year ending September 30, 1995      $   708,064
                                       1996          484,903
                                       1997          267,694
                                       1998            2,900
                                       1999            2,900

                                      Total      $ 1,466,461


     The Managing General Partner lowered the aggregate amount reserved against potentially uncollectable rents to $140,000 during the nine months ended September 30, 1994. This caused an increase in lease revenue of $45,000 or $0.04 per limited partnership unit. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

     During 1994, the Partnership and other affiliated partnerships, executed a renewal lease agreement in connection with an MD-82 aircraft leased by Northwest Airlines, Inc. ("Northwest"). Pursuant to the agreement, Northwest will continue to lease the aircraft until July 31, 1997. The Partnership, which owns a 14% interest in this aircraft, will receive an aggregate of $861,460 in lease revenue during the thirty-eight month renewal period. Such rents are included in the future minimum rents above.


NOTE 4 - EQUIPMENT

     At September 30, 1994, the Partnership owned equipment with an original cost of $14,516,683 as summarized below. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value. The equipment is summarized as follows:

                                        Lease Term              Equipment
      Equipment Type                     (Months)                at Cost
Aircraft                                   12-60               $ 7,649,166
Retail store fixtures                       1-72                 1,431,673
Trailers/intermodal containers             60-84                 1,172,384
Motor vehicles                             12-72                 1,091,401
Communications                             36-84                   816,309
Medical                                    10-60                   733,242
Research and test                          17-84                   726,964
Locomotives                                57-60                   378,818
Tractors and heavy duty trucks              1-72                   274,972
Materials handling                          1-84                   167,419
Computers and peripherals                   1-60                    60,852
Manufacturing                              60-72                    12,291
Photocopying                                1-36                     1,192

                            Total equipment cost                14,516,683

                        Accumulated depreciation                (9,747,311)

      Equipment, net of accumulated depreciation               $ 4,769,372


     The summary above includes equipment held for sale or re-lease which was fully depreciated and had an original cost of approximately $268,000 at September 30, 1994.




NOTE 5 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1994 and 1993, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                        1994           1993

    Equipment management fees                       $    66,056    $    79,644
    Administrative charges                                9,000         11,955
    Reimbursable operating expenses
      due to third parties                              109,350         59,036

                              Total                 $   184,406    $   150,635


    All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1994, the Partnership was owed $113,096 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1994.


NOTE 6 - NOTES PAYABLE

    Notes payable at September 30, 1994 consisted of installment notes of $257,641 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 6.25% and 9.62% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents.

    The annual maturities of the installment notes payable are as follows:

    For the year ending September 30, 1995         $    242,032
                                      1996               15,609

                                     Total         $    257,641


NOTE 7 - LEGAL PROCEEDINGS

    In 1991, a lessee of the Partnership, Healthcare Financial Services, Inc. and Healthcare International, Inc., the guarantor of certain lease obligations of Healthcare Financial Services, Inc., (collectively, the "Debtors") filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Partnership and other AFG-sponsored programs filed a proof of claim in this case. The Debtors settled this claim with respect to the Partnership and purchased all of the remaining equipment in 1994 which resulted in a net gain of approximately $6,000 for financial statement purposes. The Chapter 11 proceeding of the Debtors was dismissed on July 21, 1994. This bankruptcy did not have a material adverse effect on the financial position of the Partnership.

    In 1991 and 1992, respectively, Linda Vista Community Hospital and Florida Hospital Corporation (collectively, the "Debtors"), lessees of the Partnership, filed for protection under Chapters 7 and 11, respectively, of the Bankruptcy Code. The Partnership and other AFG-sponsored programs, filed proofs of claim in each case. Pursuant to a Release Agreement, the Debtors settled all outstanding claims on February 28, 1994 by acquiring all affected equipment owned by the Partnership for $20,007. This resulted in a net gain of $20,007, for financial statement purposes, which was recorded in March 1994. These bankruptcies did not have a material adverse effect on the financial position of the Partnership.

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

    In 1993, Healthcare Enterprises of North Texas Ltd. (d.b.a. "Wylie Hospital"), a lessee of the Partnership, filed for protection under Chapter 11 of the Bankruptcy Code in the Eastern District of Texas. The Chapter 11 proceeding remains pending. AFG, on behalf of the Partnership and other AFG-sponsored programs, filed a proof of claim in this matter. At
September 30, 1994, equipment leased to this lessee had a cost of $36,517, which was fully depreciated for financial reporting purposes. Pursuant to an order of the U.S. District Bankruptcy Court, Wylie Hospital must pay $11,000 to the Partnership for settlement of this matter, which funds had not been received at November 11, 1994. American Healthcare Management, the Guarantor of this lessee's obligations, will pay $8,000 to the Partnership in the event that Wylie Hospital defaults on its payment obligation. This bankruptcy is not expected to have a material adverse effect on the financial position of the Partnership.


NOTE 8 - SUBSEQUENT EVENT

    In connection with the indebtedness of AFG Holdings (Massachusetts) Limited Partnership ("Holdings Massachusetts") to its senior lender (the "Senior Lender"), referred to in Note 1 of the Partnership's 1993 Annual Report on Form 10-K, which was incurred by Holdings Massachusetts in 1990 to acquire AFG and which is scheduled to mature on August 1, 1995, the management of AFG and the Senior Lender have agreed to the following actions: (i) the Senior Lender will foreclose on its security interests in AFG Holdings (Illinois) Limited Partnership and other affiliated parties thereby causing a change in control of AFG, and (ii) the Senior Lender will sell all of the interests it acquires in foreclosure to GDE Acquisitions Limited Partnership, a Massachusetts limited partnership entirely owned and controlled by Gary D. Engle, President and Executive Committee Member of AFG. In effect, GDE Acquisitions Limited Partnership will acquire all of the assets, rights and obligations of AFG from the Senior Lender and assume control of AFG. Purchase and sale agreements to effect this transfer were executed on October 17, 1994. The acquisition of AFG by GDE Acquisitions Limited Partnership will occur only after the foreclosure event by the Senior Lender has been concluded. In this regard, the Senior Lender provided notice on October 21, 1994 to Holdings Massachusetts and certain other affiliates of its intent to foreclose. The foreclosure event is expected to occur on or after November 11, 1994. The sale of AFG to GDE Acquisitions Limited Partnership is expected to occur on or before December 31, 1994. Notwithstanding the foregoing, AFG's executive management views the foreclosure and restructuring events favorably and looks forward to their timely conclusion. AFG will continue to be managed by its current executive group after the restructuring.



               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1994 compared to the three and nine months ended September 30, 1993:

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


Results of Operations

     For the three and nine months ended September 30, 1994, the Partnership recognized lease revenue of $331,454 and $1,321,124, respectively, compared to $449,146 and $1,592,880 for the same periods in 1993. The decrease in lease revenue from 1993 to 1994 was expected and resulted principally from primary lease term expirations and the sale of equipment. In addition, during May 1994, the Partnership re-leased an L1011-100 aircraft, in which it owns a 23.46% interest, to a third party. This re-lease will generate approximately $141,000 in additional lease revenue through November 1994.

     The Managing General Partner lowered the aggregate amount reserved against potentially uncollectable rents to $140,000 during the nine months ended September 30, 1994. This caused an increase in lease revenue of $45,000 or $0.04 per limited partnership unit. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

     Interest income for the three and nine months ended September 30, 1994 was $12,269 and $34,027, respectively, compared to $6,130 and $20,197 for the same periods in 1993. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income from 1993 to 1994 is attributable to a greater availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, collection of lease revenue, and the proceeds from equipment sales.

     For the three months ended September 30, 1994, the Partnership sold equipment which had been fully depreciated to existing lessees or to third parties. These sales resulted in a net gain, for financial statement purposes, of $10,344 compared to a net gain of $252,785 on equipment having a net book value of $22,693 for the same period in 1993.

     For the nine months ended September 30, 1994, the Partnership sold equipment having a net book value of $81,686 to existing lessees or to third parties. These sales resulted in a net gain, for financial statement purposes, of $133,898 compared to a net gain of $640,274 on equipment having a net book value of $47,632 for the same period in 1993.

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

     Depreciation expense for the three and nine months ended
September 30, 1994 was $209,735 and $803,816, respectively, compared to $549,895 and $1,787,882 for the same periods in 1993. The Partnership depreciates its equipment, on a straight-line basis, to an amount equal to its estimated residual value at the end of its useful life. Typically, useful life corresponds to the primary lease term period associated with each asset. To the extent that equipment is held longer than its expected useful life (beyond the primary lease term period), the Partnership continues to depreciate the equipment on a straight-line basis over its remaining economic life.

    Interest expense was $1,743 and $9,387, or less than 1% of lease revenue for the three and nine months ended September 30, 1994, respectively, compared to $11,762 and $44,388 or 2.6% and 2.8% of lease revenue for the same periods in 1993. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue in each of the periods ended September 30, 1994 and 1993 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 21.9% and 9% of lease revenue for the three and nine months ended September 30, 1994, respectively, compared to 4.7% and 4.5% of lease revenue for the same periods in 1993. The increase in operating expenses in 1994 is due primarily to repair and maintenance costs incurred in connection with the re-lease of an L1011-100 aircraft to a third party. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

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


Discussion of Cash Flows

     The statement of cash flows summarizes the cash inflows and outflows from the Partnership's operating, investing and financing activities. The Partnership's largest source of cash is that provided by operating activities. The Partnership's operating activities generated net cash of $1,167,325 and $2,062,125 for the nine months ended September 30, 1994 and 1993, respectively.

     The Partnership reflects cash expended for equipment acquisitions and cash provided from equipment sale proceeds under investing activities. In 1994, the Partnership capitalized $16,420 in connection with the upgrade of an L1011-100 aircraft. During the nine months ended September 30, 1994, the Partnership realized $215,584 in equipment sale proceeds compared to $687,906 for the same period in 1993.


     Financing activities reflect a net cash outflow of $1,831,366 and $1,944,408 for the nine months ended September 30, 1994 and 1993, respectively. For the period ended September 30, 1993, the Partnership reflected cash inflows from leveraging a portion of the Partnership's equipment portfolio with third-party lending institutions in the amount of $182,044. During both periods, a significant cash outflow for the Partnership resulted from the repayment of notes payable. All long-term financing was provided by third-party lending institutions.

     All of the Partnership's notes payable are secured by designated equipment and the rental payments received in connection with that equipment. As rental payments are collected, a portion or all of the rental payment is used to repay the associated debt. All debt is structured such that it is fully amortized over the lease term underlying the secured equipment. Principal payments on long-term notes payable for the nine months ended September 30, 1994 and 1993 were $302,557 and $725,044 respectively.

     A major outflow of cash is attributable to quarterly cash distributions paid to the General Partners and Recognized Owners. Aggregate cash distributions paid during the nine month periods ended September 30, 1994 and 1993 were $1,528,809 and $1,401,408, respectively.

     Cash distributions to the Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital.

     Overall, cash and cash equivalents decreased by $464,877 and increased by $805,623 during the nine month periods ended September 30, 1994 and 1993, respectively.



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

     During 1994, the Partnership and other affiliated partnerships, executed a renewal lease agreement in connection with an MD-82 aircraft leased by Northwest. Pursuant to the agreement, Northwest will continue to lease the aircraft until July 31, 1997. The Partnership, which owns a 14% interest in this aircraft, will receive an aggregate of $861,460 in lease revenue during the thirty-eight month renewal period.

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

     For the nine months ended September 30, 1994, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,528,809. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $1,513,521 and the General Partners were allocated 1%, or $15,288. The third quarter 1994 cash distribution occurred on October 14, 1994.




               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART II.   OTHER INFORMATION



     Item 1.               Legal Proceedings
                           Response:

                           Refer to Note 7 to the financial statements, herein.

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



               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP


               By:  AFG Leasing Incorporated,
                    a Massachusetts corporation and
                    the Managing General Partner of
                    the Registrant.


               By:
                    Gary M. Romano
                    Vice President and Controller
                    (Duly Authorized Officer and
                     Principal Accounting Officer)



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



               Date:   November 10, 1994