Form 10-Q/A
period 1994-09-30
AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
filed 1995-01-04
CIK 808512

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


______________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No___

[CAPTION]
                           AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
                                          FINANCIAL DATA SCHEDULE
                                                EXHIBIT 27


   This schedule contains summary financial information extracted from the Statement of Financial Position and the Statement of Operations and is qualified in its entirety by reference to such financial statements.

                                                                      December 31, September 30,
 Item Number                       Item Description                       1993         1994
5-02(1)        cash and cash items                                     $ 1,486,204   $ 1,021,327
5-02(2)        marketable securities                                             0             0
5-02(3)(a)(1)  notes and accounts receivable - trade                       528,729       423,828
5-02(4)        allowances for doubtful accounts                           (185,000)     (140,000)
5-02(6)        inventory                                                         0             0
5-02(9)        total current assets                                      1,829,933     1,305,155
5-02(13)       property, plant and equipment                            16,701,367    14,516,683
5-02(14)       accumulated depreciation                                (11,062,913)   (9,747,311)
5-02(18)       total assets                                              7,468,387     6,074,527
5-02(21)       total current liabilities                                   665,370       611,436
5-02(22)       bonds, mortgages and similar debt                           560,198       257,641
5-02(28)       preferred stock-mandatory redemption                              0             0
5-02(29)       preferred stock-no mandatory redemption                           0             0
5-02(30)       common stock                                                      0             0
5-02(31)       other stockholders' equity                                6,242,819     5,205,450
5-02(32)       total liabilities and stockholders' equity                7,468,387     6,074,527
5-03(b)1(a)    net sales of tangible products                                    0             0
5-03(b)1       total revenues                                            2,747,214     1,489,049
5-03(b)2(a)    cost of tangible goods sold                                       0             0
5-03(b)2       total costs and expenses applicable to sales and revenues         0             0
5-03(b)3       other costs and expenses                                  2,497,651       988,222
5-03(b)5       provision for doubtful accounts and notes                         0             0
5-03(b)(8)     interest and amortization and debt discount                  54,907         9,387
5-03(b)(10)    income before taxes and other items                               0             0
5-03(b)(11)    income tax expense                                                0             0
5-03(b)(14)    income/loss continuing operations                           194,656       491,440
5-03(b)(15)    discontinued operations                                           0             0
5-03(b)(17)    extraordinary items                                               0             0
5-03(b)(18)    cumulative effect-changes in accounting principles                0             0
5-03(b)(19)    net income or loss                                          194,656       491,440
5-03(b)(20)    earnings per share-primary                                        0             0
5-03(b)(20)    earnings per share-fully diluted                                  0             0

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

                           Exhibit 27 - Financial Data Schedule.

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



               Date:   January 3, 1995