Form 10-Q
period 1995-03-31
AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
filed 1995-05-19
CIK 808512


                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For quarterly period ended      March 31, 1995

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                          to




For Quarter Ended March 31, 1995           Commission File No. 0-16511


                  American Income Partners III-A Limited Partnership
               (Exact name of registrant as specified in its charter)

Massachusetts                                         04-2962676
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

98 North Washington Street, Boston, MA                02114
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800


Exchange Place, 14th Floor, Boston, MA  02109
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

                                    FORM 10-Q

                                      INDEX



                                                                   Page

PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements

     Statement of Financial Position
       at March 31, 1995 and December 31, 1994                        3

     Statement of Operations
       for the three months ended March 31, 1995 and 1994             4

     Statement of Cash Flows
       for the three months ended March 31, 1995 and 1994             5

     Notes to the Financial Statements                              6-8


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9-12



PART II.  OTHER INFORMATION:

  Items 1 - 6                                                        13










[CAPTION]

               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1995 and December 31, 1994

                                   (Unaudited)

                                                    March 31,     December 31,
                                                      1995           1994

ASSETS

Cash and cash equivalents                         $    549,549    $    819,430

Rents receivable, net of allowance
 for doubtful accounts of $97,000
 and $140,000 at March 31, 1995 and
 December 31, 1994, respectively                         5,657         147,870

Accounts receivable - affiliate                        129,582         145,904

Equipment at cost, net of accumulated
 depreciation of $8,689,275 and
 $9,246,109 at March 31, 1995 and
 December 31, 1994, respectively                     4,444,352       4,590,099

    Total assets                                  $  5,129,140    $  5,703,303


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                     $     47,102    $    245,685
Accrued interest                                           308           5,627
Accrued liabilities                                     10,000          15,500
Accrued liabilities - affiliate                         14,365           2,776
Deferred rental income                                  94,685          37,165
Cash distributions payable to partners                 318,501         509,603

    Total liabilities                                  484,961         816,356

Partners' capital (deficit):
 General Partners                                     (175,303)       (172,875)
 Limited Partnership Interests
 (1,009,014 Units; initial
 purchase price of $25 each)                         4,819,482       5,059,822

    Total partners' capital                          4,644,179       4,886,947

    Total liabilities and partners' capital       $  5,129,140    $  5,703,303

[CAPTION]
                   AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                 STATEMENT OF OPERATIONS
                   for the three months ended March 31, 1995 and 1994

                                       (Unaudited)



                                                              1995          1994

Income:

  Lease revenue                                           $   250,185    $   444,774

  Interest income                                               8,137          9,230

  Gain on sale of equipment                                     8,700         61,462

     Total income                                             267,022        515,466


Expenses:

  Depreciation                                                145,747        321,245

  Interest expense                                                916          5,617

  Equipment management fees - affiliate                        12,509         22,239

  Operating expenses - affiliate                               32,117         24,472

     Total expenses                                           191,289        373,573


Net income                                                $    75,733    $   141,893


Net income
 per limited partnership unit                             $      0.07    $      0.14

Cash distribution declared
 per limited partnership unit                             $      0.31    $      0.50







[CAPTION]
                   AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                 STATEMENT OF CASH FLOWS
                   for the three months ended March 31, 1995 and 1994

                                       (Unaudited)


                                                              1995           1994

Cash flows from (used in) operating activities:
Net income                                                $    75,733    $   141,893

Adjustments to reconcile net income to net
 cash from operating activities:
    Depreciation                                              145,747        321,245
    Gain on sale of equipment                                  (8,700)       (61,462)
    Decrease in allowance for doubtful accounts               (43,000)       (45,000)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                          185,213         94,090
    accounts receivable - affiliate                            16,322       (208,841)
  Increase (decrease) in:
    accrued interest                                           (5,319)       (10,929)
    accrued liabilities                                        (5,500)         2,000
    accrued liabilities - affiliate                            11,589          5,524
    deferred rental income                                     57,520         98,494

      Net cash from operating activities                      429,605        337,014

Cash flows from investing activities:
  Proceeds from equipment sales                                 8,700        142,454

      Net cash from investing activities                        8,700        142,454

Cash flows used in financing activities:
  Principal payments - notes payable                         (198,583)      (197,106)
  Distributions paid                                         (509,603)      (509,603)

      Net cash used in financing activities                  (708,186)      (706,709)

Net decrease in cash and cash equivalents                    (269,881)      (227,241)

Cash and cash equivalents at beginning of period              819,430      1,486,204

Cash and cash equivalents at end of period                $   549,549    $ 1,258,963


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                $     6,235    $    16,546


               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                 March 31, 1995
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form
10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange
Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1995 and December 31, 1994 and results of operations for the three month periods ended March 31, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1995, the Partnership had $545,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S.
Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable.
Rents received prior to their due dates are deferred. Future minimum rents of $1,599,707 are due as follows:


        For the year ending March 31, 1996       $   783,041
                                      1997           548,999
                                      1998           263,317
                                      1999             2,900
                                      2000             1,450

                                     Total       $ 1,599,707

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.


                                            Lease Term         Equipment
        Equipment Type                       (Months)           at Cost

Aircraft                                       36-60          $ 7,649,166
Retail store fixtures                           1-72            1,431,673
Motor vehicles                                 12-72            1,086,176
Communications                                  1-60              816,309
Trailers/intermodal containers                 36-84              760,402
Research and test                              17-84              564,602
Locomotives                                    57-60              378,818
Tractors and heavy duty trucks                  1-72              274,972
Materials handling                              1-84               84,993
Computers and peripherals                       1-60               49,999
Medical                                        10-60               36,517

                                Total equipment cost           13,133,627

                            Accumulated depreciation           (8,689,275)

          Equipment, net of accumulated depreciation          $ 4,444,352



     At March 31, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,215,907, representing approximately 78% of total equipment cost.

     The summary above includes equipment held for sale or re-lease with a cost of approximately $571,000 which had been fully depreciated at March 31, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                               1995                1994

Equipment management fees                  $    12,509         $    22,239
Administrative charges                           3,000               3,000
Reimbursable operating expenses
  due to third parties                          29,117              21,472

                          Total            $    44,626         $    46,711

     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.
At March 31, 1995, the Partnership was owed $129,582 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April
1995.


NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1995 consisted of installment notes of $47,102 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 6.25% and 7.13% and are collateralized by the equipment and assignment of the related lease payments.
The installment notes will be fully amortized by noncancellable rents in the year ending March 31, 1996.



               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Three months ended March 31, 1995 compared to the three months ended
March 31, 1994:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements.
During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The
Partnership's operations commenced in 1987.

Results of Operations

     For the three months ended March 31, 1995, the Partnership recognized lease revenue of $250,185 compared to $444,774 for the same period in 1994. The decrease in lease revenue between 1994 and 1995 was expected and resulted principally from primary lease term expirations and the sale of equipment.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The
Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     At March 31, 1995 and 1994, the Managing General Partner lowered the amount reserved against potentially uncollectable rents to $97,000 and $140,000, respectively, resulting in an increase in lease revenue of $43,000 in 1995 and $45,000 in 1994. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     Interest income for the three months ended March 31, 1995 was $8,137 compared to $9,230 for the same period in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 is principally attributable to differences in the length of time during which cash was available for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the level of lease revenue and the proceeds from equipment sales.

     For the three months ended March 31, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $8,700 compared to a net gain in 1994 of $61,462, on equipment having a net book value of $80,992.

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

     Depreciation expense for the three months ended March 31, 1995 was $145,747 compared to $321,245 for the same period in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $916 or less than 1% of lease revenue for the three months ended March 31, 1995 compared to $5,617 or 1.3% of lease revenue for the same period in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the three month periods ended March 31, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 15.5% of lease revenue during the three months ended March 31, 1995 compared to 5.5% of lease revenue for the same period in 1994. The increase in operating expenses from 1994 to 1995 was due primarily to higher premiums in connection with supplemental insurance policies carried by the Partnership on certain aircraft. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents.
These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $429,605 during the three months ended
March 31, 1995 compared to $337,014 for the same period in 1994. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash.
Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

     Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1995, the Partnership realized $8,700 in equipment sale proceeds compared to $142,454 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities.

     Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

     Cash distributions to the Recognized Owners and General Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1995, the Partnership declared total cash distributions of Distributable Cash From
Operations and Distributable Cash From Sales and Refinancings of $318,501. In accordance with the Amended and Restated Agreement and Certificate of Limited
Partnership, the Recognized Owners were allocated 99% of these distributions, or $315,316, and the General Partners were allocated 1%, or $3,185. The first quarter 1995 cash distribution was paid on April 14, 1995.

     Cash distributions paid to the Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From
Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization.
Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

               AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART II.   OTHER INFORMATION



          Item 1.          Legal Proceedings
                           Response:  None

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


               Date:   May 18, 1995











