Form 10-Q
period 1995-06-30
AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
filed 1995-08-14
CIK 808512

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended      June 30, 1995

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended June 30, 1995               Commission File No. 0-16511

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

                             FORM 10-Q

                               INDEX




                                                                     Page

PART I.  FINANCIAL INFORMATION:


Item 1.  Financial Statements

     Statement of Financial Position
      at June 30, 1995 and December 31, 1994                            3

     Statement of Operations
      for the three and six months ended June 30, 1995 and 1994         4

     Statement of Cash Flows
      for the six months ended June 30, 1995 and 1994                   5

     Notes to the Financial Statements                                6-8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               9-12



PART II.  OTHER INFORMATION:

Items 1 - 6                                                            13


[CAPTION]

          AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                    STATEMENT OF FINANCIAL POSITION
                  June 30, 1995 and December 31, 1994

                                            June 30,  December 31,
                                              1995       1994
ASSETS

Cash and cash equivalents                    $516,300   $819,430

Rents receivable, net of allowance
 for doubtful accounts of $97,000
 and $140,000 at June 30, 1995 and
 December 31, 1994, respectively                  445    147,870

Accounts receivable - affiliate                41,588    145,904

Equipment at cost, net of accumulated
 depreciation of $8,421,416 and
 $9,246,109 at June 30, 1995 and
 December 31, 1994, respectively             4,298,605  4,590,099

  Total assets                              $4,856,938 $5,703,303


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                $ 30,459   $245,685
Accrued interest                                  121      5,627
Accrued liabilities                            15,000     15,500
Accrued liabilities - affiliate                11,255      2,776
Deferred rental income                         39,016     37,165
Cash distributions payable to partners        318,501    509,603

   Total liabilities                          414,352    816,356

Partners' capital (deficit):
 General Partners                            (177,319)  (172,875)
 Limited Partnership Interests
 (1,009,014 Units; initial
 purchase price of $25 each)                4,619,905  5,059,822

   Total partners' capital                  4,442,586  4,886,947

   Total liabilities and partners' capital $4,856,938 $5,703,303

[CAPTION]

         AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                      STATEMENT OF OPERATIONS
                June 30, 1995 and December 31, 1994


                           (Unaudited)

                               Three Months            Six Months
                               Ended June 30,        Ended June 30,
                              1995       1994       1995      1994

Income:

 Lease revenue              $241,642   $544,896   $491,827  $989,670

 Interest income               7,001     12,528     15,138    21,758

 Gain on sale of equipment    56,747     62,092     65,447   123,554

    Total income             305,390    619,516    572,412   1,134,982


Expenses:

 Depreciation                145,747    272,836    291,494   594,081

 Interest expense                612      2,027      1,528     7,644

 Equipment  management
  fees - affiliate            12,082     27,245     24,591    49,484

 Operating  expenses -
  affiliate                   30,041     21,182     62,158    45,654

    Total expenses           188,482    323,290    379,771   696,863


Net income                  $116,908   $296,226   $192,641  $438,119


Net income
 per limited partnership
 unit                       $   0.11   $  0.29    $   0.19  $   0.43

Cash distributions declared
 per limited partnership
 unit                       $   0.31   $   0.50   $   0.62  $   1.00


[CAPTION]
           AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                      STATEMENT OF CASH FLOWS
               for the six months ended June 30, 1995 and 1994

                                                 1995          1994

Cash flows from (used in) operating
activities:

Net income                                     $192,641      $438,119

Adjustments to reconcile net income to
 net cash from operating activities:
    Depreciation                                291,494       594,081
    Gain on sale of equipment                   (65,447)     (123,554)
    Decreasein allowance for doubtful accounts  (43,000)      (45,000)

Changes in assets and liabilities
 Decrease (increase) in:
    rents receivable                            190,425       163,046
    accounts receivable - affiliate             104,316      (188,599)
 Increase (decrease) in:
    accrued interest                             (5,506)      (12,404)
    accrued liabilities                            (500)        1,000
    accrued liabilities - affiliate               8,479         6,367
    deferred rental income                        1,851        17,049

     Net cash from operating activities         674,753       850,105

Cash flows from investing activities:
 Proceeds from equipment sales                   65,447       205,240

     Net cash from investing activities          65,447       205,240

Cash flows used in financing activities:
 Principal payments - notes payable            (215,226)     (281,326)
 Distributions paid                            (828,104)   (1,019,206)
     Net cash used in financing activities   (1,043,330)   (1,300,532)
Net decrease in cash and cash equivalents      (303,130)     (245,187)

Cash and cash equivalents at beginning of
 period                                         819,430     1,486,204

Cash and cash equivalents at end of period     $516,300    $1,241,017

Supplemental disclosure of cash flow
information:
   Cash paid during the period for interest      $7,034       $20,048




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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1995 and December 31, 1994 and results of operations for the three and six month periods ended June 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1995, the Partnership had $510,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,411,275 are due as follows:


   For the year ending June 30, 1996      $     746,169
                                1997            522,968
                                1998            137,788
                                1999              2,900
                                2000              1,450

                               Total      $   1,411,275

















NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1995. In the opinion of American Finance
Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.


                                Lease Term        Equipment
Equipment Type                   (Months)          at Cost

Aircraft                             36-60      $  7,649,166
Retail store fixtures                 1-72         1,431,673
Motor vehicles                       12-72         1,086,176
Communications                        1-60           771,754
Trailers/intermodal containers       36-84           760,402
Locomotives                          57-60           378,818
Tractors and heavy duty trucks        1-72           274,972
Research and test                    17-84           262,000
Materials handling                    1-84            84,993
Computers and peripherals             1-60            20,067

                      Total equipment cost        12,720,021

                  Accumulated depreciation        (8,421,416)

Equipment, net of accumulated depreciation      $  4,298,605



     At June 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $10,213,958, representing approximately 80% of total equipment cost.

     The summary above includes equipment held for sale or re-lease with a cost of approximately $362,000 which had been fully depreciated at June 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                      1995              1994

Equipment management fees        $     24,591     $    49,484
Administrative charges                 10,500           6,000
Reimbursable operating expenses
  due to third parties                 51,658          39,654

                          Total  $     86,749     $    95,138



        AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
                   Notes to Financial Statements

                            (Continued)


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1995, the Partnership was owed $41,588 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1995.


NOTE 6 - NOTES PAYABLE

    Notes payable at June 30, 1995 consisted of installment notes of $30,459 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 6.25% and 7.13% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents in the year ending June 30, 1996.


NOTE 7 -  LEGAL PROCEEDINGS

      In 1993, Healthcare Enterprises of North Texas Ltd. (d.b.a. "Wylie Hospital"), a lessee of the Partnership, filed for protection under Chapter 11 of the Bankruptcy Code in the Eastern District of Texas. The Chapter 11 proceeding remains pending. AFG, on behalf of the Partnership and certain other AFG-sponsored programs, filed a proof of claim in this matter. Equipment leased to this lessee had a cost of approximately $36,500 at the time of the bankruptcy filing. The Partnership sold the equipment in May 1995 and recognized a net gain of $455. Pursuant to the order of the U.S. District Bankruptcy Court, Wylie Hospital was required to pay $11,000 to the Partnership for settlement of this matter, which amount was paid in full as of April 1995. This bankruptcy did not have a material adverse effect on the financial position of the Partnership.




        AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                             FORM 10-Q

                   PART I. FINANCIAL INFORMATION


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994:

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


Results of Operations

     For the three and six months ended June 30, 1995, the Partnership recognized lease revenue of $241,642 and $491,827, respectively, compared to $544,896 and $989,670 for the same periods in 1994. The decrease in lease revenue between 1994 and 1995 was expected and resulted principally from renewal lease term expirations and the sale of equipment.

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

     Interest income for the three and six months ended June 30, 1995 was $7,001 and $15,138, respectively, compared to $12,528 and
$21,758  for  the  same  periods in  1994.   Interest  income  is
generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 is principally attributable to a lower availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.

        AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP

                             FORM 10-Q

                   PART I. FINANCIAL INFORMATION


     During the three and six months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $56,747 and $65,447, respectively.

     During the three and six months ended June 30, 1994, the Partnership sold equipment having net book values of $694 and $81,686, respectively. These sales resulted in net gains of $62,092 and $123,554 during the corresponding periods.

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

     Depreciation expense for the three and six months ended June 30, 1995 was $145,747 and $291,494, respectively, compared to $272,836 and $594,081 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $612 and $1,528 or less than 1% of lease revenue for each of the three and six month periods ended June 30, 1995 compared to $2,027 and $7,644 or less than 1% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended June 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees,
as  well as printing, distribution and remarketing expenses.   In
certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being




remarketed.   Collectively, operating expenses represented  12.4%
and 12.6% of lease revenue during the three and six months ended June 30, 1995, respectively, compared to 3.9% and 4.6% of lease revenue for the same periods in 1994. The increase in operating expenses from 1994 to 1995 was due primarily to higher premiums incurred in connection with supplemental insurance policies carried by the Partnership on certain aircraft and an increase in professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding
"Overview".   As an equipment leasing program, the  Partnership's
principal   operating  activities  derive   from   asset   rental
transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic
rents.   These  cash  inflows are used to  satisfy  debt  service
obligations  associated  with  leveraged  leases,  and   to   pay
management   fees  and  operating  costs.   Operating  activities
generated net cash inflows of $674,753 and $850,105 during the six
months  ended  June  30,  1995  and 1994,  respectively.   Future
renewal,  re-lease  and equipment sale activities  will  cause  a
gradual   decline  in  the  Partnership's  lease   revenues   and
corresponding  sources  of  operating  cash.   Overall,  expenses
associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1995, the Partnership realized $65,447 in equipment sale proceeds compared to $205,240 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will continue to decline as the principal balance of notes payable is reduced through the collection and application of rents.

     Cash distributions to the Recognized Owners and General Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1995, the



Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $637,002. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $630,632, and the General Partners were allocated 1%, or $6,370. The second quarter 1995 cash distribution was paid on July 14, 1995.

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



        Item 1.       Legal Proceedings
                      Response:

                      Refer to Note 7 herein and to Note 7
                      in the 1994 Annual Report.

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


                  By: /s/ Gary M. Romano

                         Gary M. Romano
                         Vice President and Controller
                         (Duly Authorized Officer and
                         Principal Accounting Officer)



                  Date:  August 11, 1995