Form 10-K/A
period 1995-12-31
AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP
filed 1996-04-09
CIK 808512

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1995
                         ----------------------------------------------------

                                      OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________________ to________________________

Commission file number              0-16511
                      ----------------------------------------------------------

              American Income Partners III-A Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

 Massachusetts                                        04-2962676
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                       Identification No.)

 98 N. Washington St., Fifth Floor, Boston, MA        02114
- --------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act      NONE
                                                          ----------------------
     Title of each class              Name of each exchange on which registered

- ---------------------------          -------------------------------------------

- ---------------------------          -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

           1,009,014 Units Representing Limited Partnership Interest
- --------------------------------------------------------------------------------
                               (Title of class)


- --------------------------------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes XX   No
                                             ----    ----
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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- --------------------------------------------------------------------------
        (a)  Documents filed as part of this report:

             (1)    Financial Statements:

                    Report of Independent Auditors.............................*

                    Statement of Financial Position
                    at December 31, 1995 and 1994..............................*

                    Statement of Operations
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Statement of Changes in Partners' Capital
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Statement of Cash Flows
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Notes to the Financial Statements..........................*

             (2)    Financial Statement Schedules:

                    None required.

             (3)    Exhibits:

                    Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

          Exhibit
          Number
         ---------

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

           23       Consent of Independent Auditors.

           99(a) Lease agreement with Northwest Airlines, Inc., was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 as Exhibit 28 (b) and is incorporated herein by reference

           99(b) Lease agreement with ING Aviation Lease, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and included herein.

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


              AMERICAN INCOME PARTNERS III-A LIMITED PARTNERSHIP


                         By: AFG Leasing Incorporated,
                         a Massachusetts corporation and the
                         Managing General Partner of the Registrant.







By:  /s/ Geoffrey A. MacDonald                     By: /s/ Gary D. Engle
   -----------------------------                      --------------------------
Geoffrey A. MacDonald                              Gary D. Engle
Chief Executive Officer,                           President and Chief Operating
Chairman, and a member of the                      Officer and member of the
Executive Committee of AFG and                     Executive Committee of AFG
President and a Director of the                    (Principal Financial Officer)
Managing General Partner
(Principal Executive Officer)



Date:    April 9, 1996                            Date:   April 9, 1996
     ---------------------------                       -------------------------



By:  /s/ Gary M. Romano
   ----------------------------
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the Managing General
Partner
(Principal Accounting Officer)



Date:    April 9, 1996
     ---------------------------